Form 10-Q
period 1998-09-11
MARRIOTT DIVERSIFIED AMERICAN HOTELS L P
filed 1998-10-27
CIK 858210

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                            FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                               OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934


                                 Commission File No. 0-24463

                        MARRIOTT DIVERSIFIED AMERICAN HOTELS, L.P.
                        ------------------------------------------
                  (Exact name of registrant as specified in its charter)

     Delaware                                      52-1646207
 -------------------------          -----------------------------------
(State of Organization)             (I.R.S. Employer Identification Number)

  10400 Fernwood Road, Bethesda,   MD                20817-1109
--------------------------------------      -----------------------------------
(Address of  principal  executive offices)           (Zip Code)

         Registrant's telephone number, including area code: (301) 380-2070

         Securities registered pursuant to Section 12(b) of the Act:
                                   Not Applicable

     Securities  registered  pursuant to Section 12(g) of  the Act:

                   Units of Limited Partnership Interest
                   -------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No . (Not Applicable) The Partnership became subject to
Section 13 reporting on August 11, 1998.

===============================================================================

===============================================================================
                  MARRIOTT DIVERSIFIED AMERICAN HOTELS, L.P.
===============================================================================


                                TABLE OF CONTENTS

                                                                     PAGE NO.
                          PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Statement of Operations
         Twelve and Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
         and September 12, 1997 (Unaudited).................... ............ 1

        Condensed Consolidated Balance Sheet
         September 11, 1998 (Unaudited) and December 31, 1997............... 2

        Condensed Consolidated Statement of Cash Flows
         Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
           and September 12, 1997 (Unaudited)..............................  3

        Notes to Condensed Consolidated Financial Statements (Unaudited)...  4

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations   ......................................6


                            PART II - OTHER INFORMATION


Item 1. Legal Proceedings...................................................13

Item 6. Exhibits and Reports on Form 8-K....................................13

                           PART I. FINANCIAL INFORMATION

                            ITEM 1. FINANCIAL STATEMENTS

                     MARRIOTT DIVERSIFIED AMERICAN HOTELS, L.P.
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                        (in thousands, except per Unit amounts)




                                                   Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 1l,   September 12,      September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ---------------
REVENUES (Note 4)....................................$          5,830  $         5,950    $         20,351  $        18,454
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
     Depreciation and amortization...................           1,360            1,919               4,139            4,300
     Base management fees............................             531              514               1,675            1,556
     Property taxes and other........................             610              484               1,983            1,697
                                                     ----------------  ---------------    ----------------  ---------------

                                                                2,501            2,917               7,797            7,553
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................           3,329            3,033              12,554           10,901
     Interest expense................................          (1,891)          (2,066)             (6,030)          (6,241)
     Interest income.................................             147              189                 457              280
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME     ......................................$          1,585          $  1,156         $    6,981          $  4,940
                                                             ========           ========         ==========          ========

ALLOCATION OF NET INCOME
     General Partner.................................$             16  $            12    $             70  $            49
     Limited Partners................................           1,569            1,144               6,911            4,891
                                                     ----------------  ---------------    ----------------  ---------------
                                                     $          1,585  $         1,156    $          6,981  $         4,940
                                                     ================  ===============    ================  ===============

NET INCOME PER LIMITED PARTNER UNIT
     (414 Units).....................................$          3,790  $         2,763    $         16,693  $        11,814
                                                     =================  ===============   ================  ===============












            See Notes To Condensed Consolidated Financial Statements.


                   MARRIOTT DIVERSIFIED AMERICAN HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                                                          September 11,       December 31,
                                                                                              1998                1997
                                                                                         ---------------    ---------------
                                                                                           (unaudited)
                                     ASSETS

     Property and equipment, net........................................................$        105,567    $       108,153
     Mortgage escrow....................................................................           9,167             11,624
     Due from Marriott Hotel Services, Inc..............................................           4,097              3,714
     Debt service reserve fund..........................................................           3,000              3,000
     Other assets.......................................................................           2,442              2,203
     Cash and cash equivalents..........................................................           1,414              1,137
                                                                                        ----------------    ---------------

                                                                                        $        125,687    $       129,831
                                                                                        ================    ===============


                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
     Mortgage debt......................................................................$        109,962    $       122,014
     Debt service guarantee and related interest payable to
       Host Marriott Corporation........................................................          20,577             19,762
     Note payable and related interest due to the General Partner.......................           2,936              2,804
     Deferred purchase debt and related interest payable to
       Host Marriott Corporation........................................................             720                676
     Accounts payable and accrued expenses..............................................             990              1,054
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................         135,185            146,310
                                                                                        ----------------    ---------------

PARTNERS' DEFICIT
     General Partner....................................................................             (44)              (114)
     Limited Partners...................................................................          (9,454)           (16,365)
                                                                                        ----------------    ---------------

         Total Partners' Deficit........................................................          (9,498)           (16,479)
                                                                                        ----------------    ---------------

                                                                                        $        125,687    $       129,831
                                                                                        ================    ===============







            See Notes To Condensed Consolidated Financial Statements.

                   MARRIOTT DIVERSIFIED AMERICAN HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                          September 11,       September 12,
                                                                                              1998                1997
                                                                                        ----------------    ---------------
OPERATING ACTIVITIES
   Net income ..........................................................................$          6,981    $         4,940
   Noncash items........................................................................           5,292              5,417
   Change in operating accounts.........................................................            (897)              (114)
                                                                                        ----------------    ---------------

       Cash provided by operating activities............................................          11,376             10,243
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.............................................          (1,522)            (2,675)
   Change in property improvement fund..................................................            (432)               546
   Return of working capital from Marriott Hotel Services, Inc..........................             450                 --
                                                                                        ----------------    ---------------

       Cash used in investing activities................................................          (1,504)            (2,129)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
   Repayment of mortgage debt...........................................................         (12,052)            (6,423)
   Capital distributions to partners....................................................              --             (1,382)
   Change in mortgage escrow............................................................           2,457             (1,673)
                                                                                        ----------------    ---------------

       Cash used in financing activities................................................          (9,595)            (9,478)
                                                                                        ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................             277             (1,364)

CASH AND CASH EQUIVALENTS at beginning of period........................................           1,137              2,762
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$          1,414    $         1,398
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest......................................................$          4,596    $         5,212
                                                                                        ================    ===============











            See Notes To Condensed Consolidated Financial Statements.


                   MARRIOTT DIVERSIFIED AMERICAN HOTELS, L.P.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements have been prepared by Marriott Diversified American Hotels, L.P. (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's annual report for the fiscal year ended December 31, 1997.

      In the opinion of the Partnership, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and the cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

      For financial reporting purposes, net income of the Partnership is allocated 99% to the Limited Partners and 1% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of recognition of incentive management fee expense.

2. The Partnership owns and operates the Marriott Research Triangle Park, Southfield Marriott, Detroit Marriott at Livonia, Fullerton Marriott, Fairview Park Marriott and Dayton Marriott. The sole general partner of the Partnership, with a 1% interest, is Marriott MDAH One Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The remaining 99% interest in the Partnership is owned by the limited partners.

3.    Certain   reclassifications   were  made  to  the  prior  year   condensed
      consolidated financial statements to conform to the 1998 presentation.

4. The Partnership's depreciation expense for the third quarter 1997 included a correction of an error of approximately $500,000 which occurred in the second quarter 1997. Without the impact of this adjustment, depreciation expense would have been approximately $1.4 million for the twelve weeks ended September 12, 1997.

5. Revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to Marriott Hotel Services, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, ground rent, insurance and other costs, which are disclosed separately in the condensed consolidated statement of operations.

      On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

      The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its Hotels. Accordingly, upon adoption, Hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $11.9 million and $11.2 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and $35.5 million and $33.4 million for the thirty-six weeks ended September 11, 1998, and September 12, 1997, respectively, and will have no impact on operating profit or net income.

      Revenues consist of the following hotel operating results (in thousands):

                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                     September 11,     September 12,      September 11,      September 12,
                                                          1998             1997                1998              1997
                                                     --------------    ---------------   -----------------  ---------------
      HOTEL SALES
         Rooms.......................................$         12,086  $        11,465    $         37,179  $        34,175
         Food and beverage...........................           4,667            4,676              15,721           14,892
         Other.......................................             942              988               2,923            2,807
                                                     ----------------  ---------------    ----------------  ---------------
                                                               17,695           17,129              55,823           51,874
                                                     ----------------  ---------------    ----------------  ---------------
      HOTEL EXPENSES
         Departmental direct costs
           Rooms.....................................           3,023            2,819               9,018            8,392
           Food and beverage.........................           4,007            3,826              12,430           11,764
           Other.....................................           4,835            4,534              14,024           13,264
                                                     ----------------  ---------------    ----------------  ---------------
                                                               11,865           11,179              35,472           33,420
                                                     ----------------  ---------------    ----------------  ---------------

      REVENUES.......................................$          5,830  $         5,950    $         20,351  $        18,454
                                                     ================  ===============    ================  ===============

6. Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will Contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units") and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue and expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership.

      The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction.

      Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT).

      On June 2, 1998, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed real estate investment trust ("REIT") conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including:
(i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following chart summarizes REVPAR and the percentage change in REVPAR for each Partnership Hotel:

                                    Twelve-Weeks Ended                               Thirty-Six Weeks Ended
                       September 11,     September 12,    % Increase     September 11,     September 12,
                           1998              1997         (Decrease)          1998             1997          % Increase
                      --------------    -------------     -----------    -------------    --------------    -----------
Fairview Park         $      94         $      88             7%         $      97        $      90              8%
Livonia                      94                83            13%                93               83             12%
Research Triangle            86                81             6%                91               83             10%
Southfield                   93                80            16%                90               78             15%
Dayton                       82                83           (1)%                83               79              5%
Fullerton                    58                62           (6)%                66               63              5%

Combined Average      $      85         $      80             6%         $      87        $      80              9%
                      ==============    =============     ===========    =============    ==============    =======

Hotel Revenues: Hotel revenues decreased 2% to $5.8 million for the third quarter of 1998 and increased 10% to $20.4 million for the year-to-date 1998, when compared to the same periods in 1997. Although total sales increased
$566,000, or 3%, for the quarter, revenues decreased primarily due to an increase in direct rooms and food and beverage costs. These increased costs resulted in a slight decrease in rooms profit margins. Food and beverage profit margins decreased from 18% in the third quarter of 1997 to 14% in the third quarter of 1998 primarily due to increased food and labor costs. The increase in year-to-date revenue is primarily due to increases in REVPAR and food and beverage sales. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the thirty-six weeks ended September 11, 1998, the combined average room rate increased 11% to $114, while the combined average occupancy decreased one percentage point to 77%, when compared to the same period in 1997. This resulted in a 9%, or $7 increase in REVPAR to $87. For the thirty-six weeks ended September 11, 1998, room profit margins increased slightly to 76% and food and beverage profit margins remained stable at 21%.

Operating Costs and Expenses: Operating costs and expenses decreased 14% to $2.5 million and increased 3% to $7.8 million for the twelve and thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods of 1997. The principal components of this category are:

         Depreciation and Amortization: As discussed in Note 4, the Partnership's depreciation expense for the third quarter 1997 included a correction of an error of approximately $500,000 which occurred in the second quarter 1997. Without the impact of this adjustment, depreciation expense would have been approximately $1.4 million for the twelve weeks ended September 12, 1997. Depreciation and amortization decreased approximately $73,000, or 5%, for the third quarter 1998 as compared to the same quarter of 1997, after adjusting for the error discussed in Note 4. On a year-to-date basis, depreciation and amortization decreased approximately $161,000, or 4%, as compared to 1997. The decrease in depreciation is due to furniture and equipment that has become fully depreciated.

         Management Fees: Base management fees are calculated as a percentage of Hotel sales. The increase in this expense for the twelve and thirty-six weeks ended September 11, 1998 was directly related to the increase in Hotel sales.

         Property Taxes and Other: Property tax expense increased by 125% and 21% for the twelve and thirty-six weeks ended September 11, 1998 due to real estate tax refunds received in the third quarter of 1997, which reduced that year's expense. These refunds were not received in 1998. The increase in property taxes was partially offset by decreases in other expenses.

Operating Profit: Operating profit increased 10% to $3.3 million for the third quarter of 1998, when compared to the same period in 1997. However, operating profit decreased approximately $190,000, or 5%, for the third quarter 1998 as compared to third quarter 1997 after adjusting for the correction of an error discussed in Note 4 of the condensed consolidated financial statements. On a year-to-date basis, operating profit increased 15% to $12.6 million as compared to the same period in 1997. The increase in year-to-date operating profit is attributable to the increase in revenues which was partially offset by the increase in operating costs and expenses.

Interest Expense: Interest expense decreased 8% to $1.9 million for the third quarter 1998 and 3% to $6.0 million for the thirty-six weeks ended September 11, 1998, when compared to the same periods in 1997 due to principal amortization of the mortgage debt. The weighted average interest rate on the mortgage debt was 6.5% for the thirty-six weeks ended September 11, 1998, as compared to 6.4% for the comparable period in 1997.

Net Income: Net income increased 37% to $1.6 million for the third quarter 1998 and 41% to $7.0 million for the thirty-six weeks ended September 11, 1998, when compared to the same periods in 1997 primarily due to improved operations and the decrease in interest expense, as discussed above.

Individual hotel operating results are discussed below:

Revenues for the Fairview Park Hotel decreased $136,000, to $1.7 million, for the third quarter 1998, primarily due to lower food and beverage profit margins and increases in other hotel operating costs when compared to the same quarter of 1997. Revenues for the year-to-date 1998 increased $356,000, to $6.4 million, when compared to the prior year, primarily due to an 8% increase in REVPAR to approximately $97. This increase was primarily due to a 13% increase in average room rate to approximately $130 which was offset by a 2.9 percentage point decrease in average occupancy to 75%. The increase in the average room rate for the third quarter 1998 was primarily due to increases in the corporate rate while occupancy has decreased because of a softening in transient demand.

REVPAR for the Livonia Hotel increased 13% for the third quarter 1998 and 12% year-to-date to approximately $94 and $93, respectively, when compared to the same periods in 1997. The increase in REVPAR was primarily due to an increase in the average room rate of 7% to approximately $117 for the third quarter 1998 and 9% year-to-date to approximately $116. The increase in room rates was primarily due to corporate rate increases and improvement in the mix of corporate and premium rated rooms. In addition, average occupancy was approximately 80% for the third quarter 1998 and for year-to-date 1998. This represents a 4.1 percentage point increase for the quarter and a 2.2 percentage point increase year-to-date as compared to the comparable periods in 1997. As a result of the increases in REVPAR, Hotel revenues increased $48,000 for the third quarter 1998 and $271,000 year-to-date 1998 representing a 7% and 13% increase, respectively, when compared to the same periods in 1997.

Revenues from the Research Triangle Park Hotel increased 11% to $739,000 for the third quarter 1998 and 13% to $2.5 million year-to-date when compared to the same periods in 1997 due to increases in REVPAR. REVPAR increased by 6% for the third quarter 1998 due primarily to an increase in the average room rate of 6% to $115. Average occupancy for the third quarter 1998 remained stable at approximately 75% when compared to the third quarter of 1997. On a year-to-date basis, REVPAR increased 10% to $91 primarily due to a 9% increase in the average room rate to $118 while average occupancy remained stable at approximately 77%. An increase in corporate and premium rates accounted for most of the increases in revenues.

REVPAR at the Southfield Hotel increased 16% for the third quarter
1998 to approximately $93 when compared to the same period in 1997 due to an 11% increase in the average room rate to approximately $113 coupled with a 3.6 percentage point increase in average occupancy to 82%. Year-to-date REVPAR increased 15% to approximately $90 when compared to the same period in 1997 due to an 11% increase in average room rate to $113, combined with a 3.1 percentage point increase in average occupancy to 80%. The increase in average room rate for both the third quarter and year-to-date 1998 is primarily due to increases in the corporate and premium rates. Additionally, management controlled the customer mix so that higher rated business was not displaced as weekday demand is strong. As a result of the increases in REVPAR, Hotel revenues increased $52,000 for the third quarter 1998 and $363,000 for year-to-date 1998 representing an increase of 8% and 19%, respectively, when compared to the same periods in 1997.

For the third quarter 1998, revenues from the Dayton Hotel decreased 5% to $1.6 million primarily due to a 1% decrease in REVPAR to approximately $82 combined with higher direct rooms and food and beverage costs when compared to the third quarter of 1997. The decrease in REVPAR for the third quarter 1998 is due to a
4.2 percentage point decrease in average occupancy to 81% offset by a 4% increase in average room rate to $101. 1998 year-to-date Hotel revenues increased 10% to $5.1 million primarily due to a 5% increase in REVPAR to approximately $83 combined with improved food and beverage profit margins when compared to the same period in 1997. The increase in REVPAR for year-to-date 1998 is due to a 9% increase in average room rate to $105 offset by a 3 percentage point decrease in average occupancy to 79%. The increase in room rates was primarily due to increasing the weekday corporate room rates and a weekend rate increase. The Dayton market is experiencing a softening in demand which has impacted average occupancy at the Hotel and management is evaluating and targeting group business in order to build occupancy.

Revenues for the Fullerton Hotel for the third quarter 1998 decreased 15%, or $62,000, due to a 6% decrease in REVPAR combined with lower profit margins when compared to the third quarter of 1997. Although the average room rate increased 13% to $93, average occupancy decreased by 13 percentage points to approximately 62%. Hotel revenues for the year-to-date 1998 increased 12%, or $177,000, due to a 5% increase in REVPAR combined with a 110% increase in food and beverage revenues of $107,000 when compared to the same period in 1997. Year-to-date REVPAR increased when compared to the same period in 1997 primarily due to a 14% increase in average room rate to $96 offset by a 6.4 percentage point decrease in average occupancy to 69%. The increase in the average room rate was due to corporate rate increases. The decrease in occupancy was primarily due to the lack of citywide conventions because of the Anaheim Convention Center renovation which is currently underway. The Convention Center renovation is scheduled to be completed in the year 2000. During the renovation period, hotel management will be challenged to find ways to increase occupancies while maintaining the rate structure.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments and to fund the property improvement fund.

Cash provided by operations for the thirty-six weeks ended September 11, 1998 and September 12, 1997, was $11.4 million and $10.2 million, respectively. The increase in cash provided by operations is mainly due to an increase in net income partially offset by changes in operating accounts.

Cash used in investing activities was $1.5 million for the thirty-six weeks ended September 11, 1998, and $2.1 million for the thirty-six weeks ended September 12, 1997. Cash used in investing activities is mainly comprised of capital expenditures primarily related to furniture, fixtures, and equipment renewals and replacements at the Hotels. During the thirty-six weeks ended September 11, 1998 and September 12, 1997, capital expenditures totaled $1.5 million and $2.7 million, respectively. Contributions to the property improvement fund, including interest earned, were $1.9 million and $1.7 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997.
It is anticipated that shortfalls in the property improvement fund will occur in the future. The General Partner will work to resolve the expected shortfall.

During the thirty-six weeks ended September 11, 1998, the Manager, Marriott Hotel Services, Inc. returned $450,000 of working capital to the Partnership.

Cash used in financing activities was $9.6 million and $9.5 million for the first three quarters of 1998 and 1997, respectively. During the first thirty-six weeks of 1998 and 1997, the Partnership repaid $12.1 million and $6.4 million, respectively, of principal on the mortgage debt. During the thirty-six weeks ended September 11, 1998, the Partnership utilized a net $2.5 million from the mortgage escrow account while during the thirty-six weeks ended September 12, 1997, a net $1.7 million was placed in the mortgage escrow account. Also, during the thirty-six weeks ended September 12, 1997, the Partnership made distributions totaling $1.4 million to the Partners, while for the thirty-six weeks ended September 11, 1998, no distributions were made.

YEAR 2000 ISSUE

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotels. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotels. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

Neither the Partnership nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           None.

(b)           Reports on Form 8-K

              A Form 8-K was filed with the Securities and Exchange Commission on September 16, 1998. This filing, Item 5 - Other Events, discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those limited partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments. A copy of the letter was included as an Item 7 - Exhibit in this Form 8-K filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MARRIOTT DIVERSIFIED AMERICAN HOTELS
                               LIMITED PARTNERSHIP

                               By:   MARRIOTT MDAH CORPORATION
                                     General Partner



October 26, 1998               By:  __/s/  Earla L. Stowe_______________
                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer